Form 10-Q
period 2025-09-30
Apex Treasury Corp
filed 2025-12-05
CIK 2079253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42916

APEX TREASURY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 2035 Regatta Drive

Vero Beach, Florida 32963

(772) 588-4799

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	APXTU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	APXT	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	APXTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 5, 2025, there were 34,470,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 11,490,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

APEX TREASURY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2025 and for the period from June 26, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2025 and for the period from June 26, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the period from June 26, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APEX TREASURY CORPORATION

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

Assets:
Deferred offering costs	$226,225
Total Assets	$226,225

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$25,854
Accrued offering costs	57,578
Promissory note - related party	185,991
Total Liabilities	269,423

Commitments and Contingencies (Note 7)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 shares issued and outstanding(1)(2)	1,150
Additional paid-in capital	23,850
Accumulated deficit	(68,198)
Total Shareholders’ Deficit	(43,198)
Total Liabilities and Shareholders’ Deficit	$226,225

(1)	Includes an aggregate of up to 1,500,000 founder shares subject to forfeiture if the over-allotment option is exercised in full or in part by the underwriters. On October 27, 2025, the Company effected a share capitalization of 1,916,667 founder shares, resulting in the initial shareholders holding an aggregate of 11,500,000 founder shares. All share and per share amounts have been retroactively restated (Note 6).

(2)	On October 28, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 1,490,000 founder shares are no longer subject to forfeiture and 10,000 founder shares were forfeited, resulting in the initial shareholders holding an aggregate of 11,490,000 founder shares (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX TREASURY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,	FOR THE PERIOD FROM JUNE 26, 2025 (INCEPTION) THROUGH SEPTEMBER 30,
	2025	2025
Formation, general and administrative costs	$49,424	$68,198
Net loss	$(49,424)	$(68,198)

Basic and diluted weighted average Class B ordinary shares outstanding(1)(2)	10,000,000	10,000,000
Basic and diluted net loss per Class B ordinary share	$(0.00)	$(0.01)

(1)	Excludes an aggregate of up to 1,500,000 founder shares subject to forfeiture if the over-allotment option is exercised in full or in part by the underwriters. On October 27, 2025, the Company effected a share capitalization of 1,916,667 founder shares, resulting in the initial shareholders holding an aggregate of 11,500,000 founder shares, All share and per share amounts have been retroactively restated (Note 6).

(2)	On October 28, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 1,490,000 founder shares are no longer subject to forfeiture and 10,000 founder shares were forfeited, resulting in the initial shareholders holding an aggregate of 11,490,000 founder shares (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX TREASURY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JUNE 26, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 26, 2025 - inception	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)(2)	11,500,000	1,150	23,850	—	25,000
Net loss	—	—	—	(18,774)	(18,774)
Balance as of June 30, 2025	11,500,000	1,150	23,850	(18,774)	6,226
Net loss	—	—	—	(49,424)	(49,424)
Balance as of September 30, 2025 (unaudited)	11,500,000	$1,150	$23,850	$(68,198)	$(43,198)

(1)	Includes an aggregate of up to 1,500,000 founder shares subject to forfeiture if the over-allotment option is exercised in full or in part by the underwriters. On October 27, 2025, the Company effected a share capitalization of 1,916,667 founder shares, resulting in the initial shareholders holding an aggregate of 11,500,000 founder shares. All share and per share amounts have been retroactively restated (Note 6).

(2)	On October 28, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 1,490,000 founder shares are no longer subject to forfeiture and 10,000 founder shares were forfeited, resulting in the initial shareholders holding an aggregate of 11,490,000 founder shares (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX TREASURY CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 26, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(68,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general, and administrative costs through promissory note – related party	42,344
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,854
Net cash used in operating activities	―

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Deferred offering costs included in accrued offering costs	$57,578
Deferred offering costs paid through promissory note - related party	$143,647
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Apex Treasury Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on June 26, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company may pursue an initial Business Combination in any business or industry but expect to target opportunities and companies that are in the blockchain & digital assets, crypto treasury strategies, AI, B2B software, data services, renewable energy, and build-to-rent real estate assets sectors. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 26, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering became effective on October 27, 2025. On October 29, 2025, the Company consummated the Initial Public Offering of 34,470,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 4,470,000 Units, at $10.00 per Unit, generating gross proceeds of $344,700,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,894,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Apex Treasury Sponsor LLC (the “Sponsor”) and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”), as representative of the underwriters, generating gross proceeds of $8,894,000. Of those 8,894,000 Private Placement Warrants, the Sponsor purchased 5,447,000 Private Placement Warrants, and Cohen purchased 3,447,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms, and limitations as described in the Company’s prospectus.

Transaction costs amounted to $21,407,663, consisting of $6,894,000 of cash underwriting fee, $13,788,000 of deferred underwriting fee, and $725,663 of other offering costs.

Following the closing of the Initial Public Offering, on October 29, 2025, an amount of $344,700,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Lucky Lucko, Inc. d/b/a Efficiency, acting as trustee. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor, officers, directors, and advisors have agreed to waive their redemption rights with respect to any Founder Shares (as defined in Note 6) held and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of Business Combination, except that Public Shares held by the initial shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per share redemption value then held in the Trust Account in connection therewith.

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination. However, the Company anticipates that it may not be able to consummate a Business Combination within such period, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable, divided by the number of then issued and outstanding public shares, subject to applicable law).

There is no limit on the number or length of extensions that the Company may seek; however, the Company does not expect to extend the time period to consummate the initial Business Combination beyond 36 months from the closing of the Initial Public Offering. If the Company determines not to or is unable to extend the time period to consummate the initial Business Combination or fails to obtain shareholder approval to extend, the Sponsor, management team and other initial shareholders will lose their entire investment in the founder shares and the Company’s Private Placement Warrants, except to the extent they entitle the holders thereof to receive liquidating distributions from assets outside the Trust Account.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 6). At September 30, 2025, the Company had no cash and a working capital deficit of $269,423.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2025.

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements. At October 29, 2025, the Initial Public Offering closing date, the Company had cash of $1,700,789 and working capital of $1,223,691.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on October 28, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 4, 2025. The interim results for the three months ended September 30, 2025 and for the period from June 26, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of September 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, prorate, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment. As of September 30, 2025, the Company had $226,225 of deferred offering costs.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements. Since the Company was incorporated on June 26, 2025, the evaluation was performed for the upcoming 2025 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. FASB ASC 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“FASB ASC 480”), and FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to FASB ASC 480, meet the definition of a liability pursuant to FASB ASC 480, and whether the warrants meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2025, there were no Public Warrants and Private Placement Warrants outstanding.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC 718, Compensation—Stock Compensation (“FASB ASC 718”), which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,500,000 Class B ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 6). For the three months ended September 30, 2025 and for the period from June 26, 2025 (inception) through September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss Class B per ordinary share is the same as basic loss per Class B ordinary share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 29, 2025, the Company sold 34,470,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 4,470,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cohen purchased an aggregate of 8,894,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,894,000, from the Company in a private placement. Of those 8,894,000 Private Placement Warrants, the Sponsor purchased 5,447,000 Private Placement Warrants and Cohen purchased 3,447,000 Private Placement Warrants. Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described in the Company’s prospectus. A portion of the proceeds from the sale of the Private Placement Warrants are added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 5. SEGMENT INFORMATION

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics below.

SEPTEMBER 30, 2025
Deferred offering costs	$226,225

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE PERIOD FROM JUNE 26, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025
Formation, general, and administrative costs	$49,424	$68,198

Formation, general, and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On June 30, 2025, the Sponsor was issued 9,583,333 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares include an aggregate of up to 1,250,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the Underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering).

On July 28 2025, the Sponsor transferred 30,000 Founder Shares to each of the Company’s independent directors (for an aggregate of 90,000 Founder Shares), 50,000 Founder Shares to each of the Company’s advisors (for an aggregate of 150,000 Founder Shares) and 100,000 Founder Shares to the Company’s Chief Financial Officer at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share. The transfer of the Founder Shares to the holders is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 340,000 Founder Shares assigned to the holders on July 28, 2025, was $1,145,800 or $3.37 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of September 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

On October 27, 2025, the Company effected a share capitalization of 1,916,667 Founder Shares, resulting in the initial shareholders holding an aggregate of 11,500,000 Founder Shares, including an aggregate of up to 1,500,000 Founder Shares subject to forfeiture if the over-allotment option is exercised in full or in part by the underwriters. All share and per share amounts have been retroactively restated.

On October 28, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 1,490,000 Founder Shares are no longer subject to forfeiture and 10,000 Founder Shares were forfeited, resulting in the initial shareholders holding an aggregate of 11,490,000 Founder Shares.

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Company’s Sponsor, officers, directors, and advisors entered into a letter agreement with the Company, pursuant to which they agreed to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial business combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (including any proposals recommended by the Company’s board of directors in connection with such business combination) (except with respect to any Public Shares which may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto), (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated memorandum and articles of association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the Sponsor and the Underwriter), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers, directors, and advisors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) 180 days after the completion of the Company’s initial Business Combination or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, and (B) the date following the completion of the Company’s initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On June 30, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering of its securities. As of September 30, 2025, the Company had borrowed $185,991 under the Promissory Note. As of October 29, 2025, the Initial Public Offering closing date, the Company had total borrowings of $224,211 under the Promissory Note, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the Promissory Note are no longer available.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2025.

Administrative Services and Indemnification Agreement

The Company entered into an agreement with the Sponsor, commencing on October 27, 2025, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination. The Company agreed to indemnify and hold harmless the Sponsor and its directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Initial Public Offering of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand. As of September 30, 2025, no amount has been accrued for these services in the Company’s unaudited condensed balance sheet.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on October 27, 2025, the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and the partial exercise by the underwriters of their over-allotment option and $1,500,000 of working capital loans are converted into Private Placement Warrants, the Company will be obligated to register up to 21,884,000 Class A ordinary shares and 10,394,000 warrants. The number of Class A ordinary shares includes (i) 11,490,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 8,894,000 Class A ordinary shares underlying the Private Placement Warrants and (iii) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants to be issued upon conversion of working capital loans. The number of warrants includes up to 8,894,000 Private Placement Warrants and 1,500,000 Private Placement Warrants to be issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers, directors and advisors have agreed that, for a period of 180 days from the date of the Company’s prospectus, will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any Units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any Units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representative in their discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers, directors and advisors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Warrants pursuant to the letter agreement described herein.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 28, 2025, the underwriters partially exercised their over-allotment option, purchased 4,470,000 Units as part of the closing of the Initial Public Offering and forfeited the remaining unexercised balance of 30,000 Units on October 29, 2025.

The Underwriters were entitled to a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $6,894,000 in the aggregate. In addition, the Underwriters were entitled to a deferred fee of $0.40 per Unit, or $13,788,000 in the aggregate. The deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, but such $0.40 per Unit shall be due to the underwriters solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions, including in connection with the consummation of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of 0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of 0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding. On October 28, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 1,490,000 Founder Shares are no longer subject to forfeiture and 10,000 Founder Shares were forfeited, resulting in the initial shareholders holding an aggregate of 11,490,000 Founder Shares. The initial shareholders collectively own 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to the closing of the initial Business Combination, only holders of Class B ordinary shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the business combination agreement), subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 25% of the total number of Class A ordinary shares outstanding after such conversion (not including the Class A ordinary shares underlying the Private Placement Warrants), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Warrants — As of September 30, 2025, there were no Public Warrants issued or outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the warrant become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants”) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

As of September 30, 2025, there were no Private Placement Warrants issued or outstanding. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the Units in the Initial Public Offering.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited consolidated balance sheet date up to December 5, 2025, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The registration statement for the Company’s Initial Public Offering became effective on October 27, 2025. On October 29, 2025, the Company consummated the Initial Public Offering of 34,470,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 4,470,000 Units, at $10.00 per Unit, generating gross proceeds of $344,700,000. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,894,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cohen, generating gross proceeds of $8,894,000. Of those 8,894,000 Private Placement Warrants, the Sponsor purchased 5,447,000 Private Placement Warrants, and Cohen purchased 3,447,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms, and limitations as described in the Company’s prospectus.

Following the closing of the Initial Public Offering, on October 29, 2025, an amount of $344,700,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the Trust Account, with U.S.-based trust account, Lucky Lucko, Inc. d/b/a Efficiency, acting as trustee.

The Company entered into an agreement with the Sponsor, commencing on October 27, 2025, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination.

On October 27, 2025, the Company effected a share capitalization of 1,916,667 Founder Shares, resulting in the initial shareholders holding an aggregate of 11,500,000 Founder Shares, including an aggregate of up to 1,500,000 Founder Shares subject to forfeiture if the over-allotment option is exercised in full or in part by the underwriters. All share and per share amounts have been retroactively restated.

On October 28, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 1,490,000 Founder Shares are no longer subject to forfeiture and 10,000 Founder Shares were forfeited, resulting in the initial shareholders holding an aggregate of 11,490,000 Founder Shares.

As of October 29, 2025, the Initial Public Offering closing date, the Company had total borrowings of $224,211 under the Promissory Note, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the Promissory Note are no longer available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to APEX TREASURY CORPORATION. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Apex Treasury Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 26, 2025. We are formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We may pursue an initial Business Combination in any business or industry but expect to target opportunities and companies that are in the blockchain & digital assets, crypto treasury strategies, AI, B2B software, data services, renewable energy, and build-to-rent real estate assets sectors. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 26, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $49,424, which consists of formation, general, and administrative costs.

For the period from June 26, 2025 (inception) through September 30, 2025, we had a net loss of $68,198, which consists of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on October 29, 2025, we consummated the Initial Public Offering of 34,470,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 4,470,000 Units, at $10.00 per Unit, generating gross proceeds of $344,700,000 Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,894,000 the Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”), as representative of the underwriters, generating gross proceeds of $8,894,000

 Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $344,700,000 was placed in the Trust Account. We incurred $21,407,663, consisting of $6,894,000 of cash underwriting fee, $13,788,000 of deferred underwriting fee, and $725,663 of other offering costs.

For the period from June 26, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $68,198 was affected by payment of formation, general, and administrative costs through promissory note – related party of $42,344. Changes in operating assets and liabilities used $25,854 of cash from operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination.

The Company agreed to indemnify and hold harmless the Sponsor and its directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Initial Public Offering of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 28, 2025, the underwriters partially exercised their over-allotment option, purchased 4,470,000 Units as part of the closing of the Initial Public Offering and forfeited the remaining unexercised balance of 30,000 Units on October 29, 2025.

The Underwriters were entitled to a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $6,894,000 in the aggregate. In addition, the Underwriters were entitled to a deferred fee of $0.40 per Unit, or $13,788,000 in the aggregate. The deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, but such $0.40 per Unit shall be due to the underwriters solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions, including in connection with the consummation of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial public offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. Subsequent to the quarterly period covered by this Quarterly Report, on October 29, 2025, we consummated the Initial Public Offering of 34,470,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 4,470,000 Units, at $10.00 per Unit, generating gross proceeds of $344,700,000 Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,894,000 the Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cohen, as representative of the underwriters, generating gross proceeds of $8,894,000

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $344,700,000 was placed in the Trust Account.

We paid a total of $21,407,663, consisting of $6,894,000 of cash underwriting fee, $13,788,000 of deferred underwriting fee, and $725,663 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 27, 2025, by and between the Company and the Representative (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-42916), filed with the SEC on October 31, 2025).
3.1	Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-42916), filed with the SEC on October 31, 2025).
4.1	Warrant Agreement, dated October 27, 2025, by and between the Company and Efficiency, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-42916), filed with the SEC on October 31, 2025).
10.1	Letter Agreement, dated October 27, 2025, by and among the Company, its executive officers, its directors, its advisors and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-42916), filed with the SEC on October 31, 2025).
10.2	Investment Management Trust Agreement, dated October 27, 2025, by and between the Company and Efficiency, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-42916), filed with the SEC on October 31, 2025).
10.3	Registration Rights Agreement, dated October 27, 2025, by and among the Company, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-42916), filed with the SEC on October 31, 2025).
10.4	Private Placement Warrants Purchase Agreement, dated October 27, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-42916), filed with the SEC on October 31, 2025).
10.5	Private Placement Warrants Purchase Agreement, dated October 27, 2025, by and between the Company and the Representative (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-42916), filed with the SEC on October 31, 2025).
10.6	Administrative Services and Indemnification Agreement, dated October 27, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-42916), filed with the SEC on October 31, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX TREASURY CORPORATION

Date: December 5, 2025	By:	/s/ Ajmal Rahman
	Name:	Ajmal Rahman
	Title:	Co-Chief Executive Officer and Chairman
(Co-Principal Executive Officer)

Date: December 5, 2025	By:	/s/ Hugh Cochrane
	Name:	Hugh Cochrane
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: December 5, 2025	By:	/s/ Paul Sykes
	Name:	Paul Sykes
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)