Form 10-Q
period 2026-03-31
Apex Treasury Corp
filed 2026-05-12
CIK 2079253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 12, 2026, there were 34,470,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 11,490,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

APEX TREASURY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APEX TREASURY CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
Assets:	(Unaudited)
Current Assets
Cash	$762,184	$991,532
Prepaid expenses	63,750	—
Prepaid insurance	81,360	81,360
Total Current Assets	907,294	1,072,892
Long-term prepaid insurance	47,460	67,800
Cash and securities held in Trust Account	350,048,711	346,990,935
Total Assets	$351,003,465	$348,131,627

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$209,240	$8,500
Accrued offering costs	75,000	75,000
Total Current Liabilities	284,240	83,500
Deferred underwriting fee payable	13,788,000	13,788,000
Total Liabilities	14,072,240	13,871,500

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,470,000 shares at redemption value of $10.16 and $10.07 per share as of March 31, 2026 and December 31, 2025, respectively	350,048,711	346,990,935

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 34,470,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,490,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,149	1,149
Additional paid-in capital	—	—
Accumulated deficit	(13,118,635)	(12,731,957)
Total Shareholders’ Deficit	(13,117,486)	(12,730,808)
Total Liabilities and Shareholders’ Deficit	$351,003,465	$348,131,627

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TREASURY CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$491,748
Loss from operations	(491,748)

Other income:
Other Income	105,070
Interest earned on cash and securities held in Trust Account	3,057,776
Total other income	3,162,846

Net income	$2,671,098
Basic and diluted weighted average shares outstanding of Class A Ordinary Shares	34,470,000
Basic and diluted net income per ordinary share, Class A Ordinary Shares	$0.06
Basic and diluted weighted average shares outstanding of Class B Ordinary Shares	11,490,000
Basic and diluted net income per ordinary share, Class B Ordinary Shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TREASURY CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	11,490,000	$1,149	$—	$(12,731,957)	$(12,730,808)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,057,776)	(3,057,776)

Net income	—	—	—	—	—	2,671,098	2,671,098

Balance – March 31, 2026 (Unaudited)	—	$—	11,490,000	$1,149	$—	$(13,118,635)	$(13,117,486)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TREASURY CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,671,098
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(3,057,776)
Change in operating assets and liabilities:
Prepaid expenses	(63,750)
Prepaid insurance	20,340
Accounts payable and accrued expenses	200,740
Net cash used in operating activities	(229,348)

Net Change in Cash	(229,348)
Cash – Beginning period	991,532
Cash – End of period	$762,184

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 26, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and, after our IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and other income under the Transfer Agency and Trustee Services Agreement, or TATSA, between the Company and Efficiency INC. (“Efficiency”) (see Note 6). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $21,378,461, consisting of $6,894,000 of cash underwriting fee, $13,788,000 of deferred underwriting fee, and $696,461 of other offering costs.

Following the closing of the Initial Public Offering, on October 29, 2025, an amount of $344,700,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the U.S.-based trust account (the “Trust Account”), with Efficiency acting as trustee. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

MARCH 31, 2026

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Liquidity and Capital Resources

At March 31, 2026, the Company had $762,184 cash and a working capital surplus of $623,054.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of March 31, 2026.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Iran, Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $762,184 and $991,532 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, prorate, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment. Transaction costs amounted to $21,378,461, consisting of $6,894,000 of cash underwriting fee, $13,788,000 of deferred underwriting fee, and $696,461 of other offering costs.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each condensed balance sheets date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of March 31, 2026 and December 31, 2025, there were 17,235,000 Public Warrants and 8,894,000 Private Placement Warrants outstanding.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC 480 if not fully exercised at the time of the Initial Public Offering. On October 28, 2025, the underwriters partially exercised their over-allotment option in the amount of 4,470,000 Units as part of the closing of the Initial Public Offering and forfeited the remaining 30,000 Units on October 29, 2025. As such, as of March 31, 2026 and December 31, 2025, no over-allotment option liability is recognized in the Company’s condensed balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Gross proceeds	$344,700,000
Less:
Proceeds allocated to Public Warrants	(9,996,300)
Public Shares issuance costs	(20,741,475)
Plus:
Accretion of carrying value to redemption value	33,028,710
Class A ordinary shares subject to possible redemption, December 31, 2025	346,990,935
Plus:
Accretion of carrying value to redemption value	3,057,776
Class A ordinary shares subject to possible redemption, March 31, 2026	$350,048,711

Net Income per capitalize ordinary share

Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. For the three months ended March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income Class B per ordinary share is the same as basic net income per Class B ordinary share for the period presented.

	For the Three Months Ended March 31,
	2026
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,003,324	$667,775

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,470,000	11,490,000
Basic and diluted net income per ordinary share	$0.06	$0.06

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$762,184	$991,532
Cash and securities held in Trust Account	$350,048,711	$346,990,935

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics below.

For the Three Months Ended March 31, 2026
General and administrative costs	$491,748
Other income	$105,070
Interest earned on marketable securities held in Trust Account	$3,057,776

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

On July 28, 2025, the Sponsor transferred 30,000 Founder Shares to each of the Company’s then independent directors nominees (for an aggregate of 90,000 Founder Shares), 50,000 Founder Shares to each of the Company’s advisors (for an aggregate of 150,000 Founder Shares) and 100,000 Founder Shares to the Company’s Chief Financial Officer at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share. On March 13, 2026, the Sponsor transferred 30,000 Founder Shares to an independent director at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share. The transfer of the Founder Shares to the holders is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 340,000 Founder Shares assigned to the holders on July 28, 2025, was $1,145,800 or $3.37 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Promissory Note — Related Party

On June 30, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering of its securities. As of October 29, 2025, the Initial Public Offering closing date, the Company had total borrowings of $224,211 under the Promissory Note, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the Promissory Note are no longer available. As of March 31, 2026 and December 31, 2025, there are no amounts due under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of March 31, 2026 and December 31, 2025.

Administrative Services and Indemnification Agreement

The Company entered into an agreement with the Sponsor, commencing on October 27, 2025, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination. The Company agreed to indemnify and hold harmless the Sponsor and its directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Initial Public Offering of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand. During the three months ended March 31, 2026, the Company incurred and paid $60,000 in fees for these services. As of March 31, 2026 and December 31, 2025, no amount has been accrued for these services in the Company’s condensed balance sheets.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

CFO Services Arrangement

In November 2025, the Company entered into an arrangement with its Chief Financial Officer. The Company agreed to pay its Chief Financial Officer $10,000 per month for his services. For the three months ended March 31, 2026, the Company incurred and paid $30,000 to its Chief Financial Officer for these services. As of March 31, 2026 and December 31, 2025, no amount has been accrued for these services in the Company’s condensed balance sheets.

Transfer Agency and Trustee Services Agreement

The Transfer Agency and Trustee Services Agreement with Efficiency, dated as of August 21, 2025, or the TATSA, states that Efficiency may receive a fee from the designated asset manager that manages the Trust Account. The TATSA further provides that Efficiency would share some or all of such fee with the Sponsor. In December 2025, the Sponsor informed the Audit Committee of the Company’s board of directors that, under a separate agreement it had with Efficiency, Efficiency would make a monthly payment to the Sponsor out of such fee in an amount equal to 9 basis points of the amount held in the Trust Account from time to time, or approximately $25,000 to $27,000 per month. On March 5, 2026, following discussions with the Audit Committee, the Sponsor entered into a letter agreement with the Company pursuant to which the Sponsor transferred the $81,036 it had already received from Efficiency into the Company’s operating account and instructed Efficiency to pay all future amounts, an additional $24,034 as of March 31, 2026, directly into the Company’s operating account. The letter agreement, which is filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, provides that these funds will only be used for the same purposes, and only be expended subject to the same internal controls and procedures, as the $1,300,000 of IPO proceeds initially transferred into the Company’s operating account. The payments received from Efficiency do not reduce the principal or interest held in the Trust Account. As of March 31, 2026, the Company has received a total of $105,070, and it is recorded as Other Income in the Company’s unaudited condensed financial statements.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of 0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 34,470,000 Class A ordinary shares subject to possible redemption.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Warrants — As of March 31, 2026 and December 31, 2025, there were 17,235,000 Public Warrants issued and outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

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

Once the warrant becomes exercisable, the Company may call the warrants for redemption for cash:

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

As of March 31, 2026 and December 31, 2025, there were 8,894,000 Private Placement Warrants issued or outstanding. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the Units in the Initial Public Offering.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026
Assets:
Cash and securities held in Trust Account	1	$350,048,711

Description	Level	December 31, 2025
Assets:
Cash and securities held in Trust Account	1	$346,990,935

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to May 12, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 26, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $2,671,098, which consisted of interest earned on cash and securities held in Trust Account of $3,057,776 and other income of $105,070, partially offset by general and administrative costs of $491,748.

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

Liquidity and Capital Resources

For the three months ended March 31, 2026, net cash used in operating activities was $229,348. Net income of $2,671,098 was offset by interest earned on cash and securities held in Trust Account of $3,057,776 and changes in operating assets and liabilities, which used $157,330 of cash from operating activities.

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

As of March 31, 2026, we had $762,184 cash and a working capital surplus of $623,054. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on October 27, 2025, the effective date of the IPO.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, the only accounting estimate made by management was related to the fair value of the public warrants during the initial public offering. We did not have any critical accounting estimates.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the unaudited condensed financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

APEX TREASURY CORPORATION

Date: May 12, 2026	By:	/s/ Ajmal Rahman
	Name:	Ajmal Rahman
	Title:	Co-Chief Executive Officer and Chairman
(Co-Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Hugh Cochrane
	Name:	Hugh Cochrane
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Paul Sykes
	Name:	Paul Sykes
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)