Form 10-Q
period 2026-06-30
Apex Treasury Corp
filed 2026-08-11
CIK 2079253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 10, 2026, there were 34,470,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 11,490,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

APEX TREASURY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the three and six months ended June 30, 2026 and for the period from June 26, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended June 30, 2026 and for the period from June 26, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2026 and for the period from June 26, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APEX TREASURY CORPORATION

CONDENSED BALANCE SHEETS

	June 30,
	2026 (unaudited)	December 31, 2025
Assets:
Current Assets
Cash	$568,601	$991,532
Prepaid expenses	65,650	—
Prepaid insurance	81,360	81,360
Total Current Assets	715,611	1,072,892
Long-term prepaid insurance	27,120	67,800
Cash and securities held in Trust Account	353,145,504	346,990,935
Total Assets	$353,888,235	$348,131,627

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,560,352	$8,500
Accrued offering costs	75,000	75,000
Total Current Liabilities	1,635,352	83,500
Deferred underwriting fee payable	13,788,000	13,788,000
Total Liabilities	15,423,352	13,871,500

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,470,000 shares at redemption value of $10.25 and $10.07 per share as of June 30, 2026 and December 31, 2025, respectively	353,145,504	346,990,935

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 34,470,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,490,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1,149	1,149
Additional paid-in capital	—	—
Accumulated deficit	(14,681,770)	(12,731,957)
Total Shareholders’ Deficit	(14,680,621)	(12,730,808)
Total Liabilities and Shareholders’ Deficit	$353,888,235	$348,131,627

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TREASURY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 26, 2025 (Inception) through June 30, 2025
General and administrative costs	$1,642,554	$2,134,302	$18,774
Loss from operations	(1,642,554)	(2,134,302)	(18,774)

OTHER INCOME
Other income	79,419	184,489	—
Interest earned on cash and securities held in Trust Account	3,096,793	6,154,569	—
Total other income	3,176,212	6,339,058	—

NET INCOME (LOSS)	$1,533,658	$4,204,756	$(18,774)

Basic and diluted weighted average shares outstanding of Class A Ordinary Shares	34,470,000	34,470,000	—
Basic and diluted net income per ordinary share, Class A Ordinary Shares	$0.03	$0.09	$—
Basic and diluted weighted average shares outstanding of Class B Ordinary Shares	11,490,000	11,490,000	10,000,000
Basic and diluted net income (loss) per ordinary share, Class B Ordinary Shares	$0.03	$0.09	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TREASURY CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	11,490,000	$1,149	$—	$(12,731,957)	$(12,730,808)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,057,776)	(3,057,776)

Net income	—	—	—	—	—	2,671,098	2,671,098

Balance – March 31, 2026 (Unaudited)	—	$—	11,490,000	$1,149	$—	$(13,118,635)	$(13,117,486)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,096,793)	(3,096,793)

Net income	—	—	—	—	—	1,533,658	1,533,658

Balance – June 30, 2026 (Unaudited)	—	$—	11,490,000	$1,149	$—	$(14,681,770)	$(14,680,621)

FOR THE PERIOD FROM JUNE 26, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 26, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	11,500,000	1,150	23,850	—	25,000

Net loss	—	—	—	—	—	(18,774)	(18,774)

Balance – June 30, 2025 (Unaudited)	—	$—	11,500,000	$1,150	$23,850	$(18,774)	$6,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TREASURY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from June 26, 2025 (Inception) through June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$4,204,756	$(18,774)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	—	12,420
Interest earned on cash and securities held in Trust Account	(6,154,569)	—
Changes in operating assets and liabilities:
Prepaid expenses	(65,650)	—
Prepaid insurance	40,680	—
Accounts payable and accrued expenses	1,551,852	6,354
Net cash used in operating activities	(422,931)	—

Net Change in Cash	(422,931)	—
Cash – Beginning of period	991,532	—
Cash – End of period	$568,601	$—

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$—	$10,900
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Apex Treasury Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on June 26, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company may pursue an initial Business Combination in any business or industry but targets opportunities and companies that are in the blockchain & digital assets, crypto treasury strategies, AI, B2B software, data services, renewable energy, and build-to-rent real estate assets sectors. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 26, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and, after the Company’s IPO, identifying a target company for and efforts toward completing a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and other income under the Transfer Agency and Trustee Services Agreement, or TATSA, between the Company and Efficiency INC. (“Efficiency”) (see Note 6). The Company has selected December 31 as its fiscal year end.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor, officers, directors, and advisors have agreed to waive their redemption rights with respect to any Founder Shares (as defined in Note 6) held and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of Business Combination, except that Public Shares held by the initial shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per-share redemption value then held in the Trust Account in connection therewith.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination. However, the Company anticipates that it may not be able to consummate a Business Combination within such period, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable, divided by the number of then issued and outstanding public shares, subject to applicable law).

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

Liquidity, Capital Resources and Going Concern

At June 30, 2026, the Company had $568,601 cash and a working capital deficit of $919,741.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities for the outcome that might result from this uncertainty. The Company intends to complete the initial Business Combination before the end of the Completion Window. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Completion Window.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and six months ended June 30, 2026 and for the period from June 26, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $568,601 and $991,532 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Securities Held in the Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s marketable securities held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account of approximately $353,145,504 and $346,990,935 were held in money market funds, respectively.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026 and December 31, 2025, there were 17,235,000 Public Warrants and 8,894,000 Private Placement Warrants outstanding.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC 480 if not fully exercised at the time of the Initial Public Offering. On October 28, 2025, the underwriters partially exercised their over-allotment option in the amount of 4,470,000 Units as part of the closing of the Initial Public Offering and forfeited the remaining 30,000 Units on October 29, 2025. As such, as of June 30, 2026 and December 31, 2025, no over-allotment option liability is recognized in the Company’s condensed balance sheets.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$344,700,000
Less:
Proceeds allocated to Public Warrants	(9,996,300)
Public Shares issuance costs	(20,741,475)
Plus:
Accretion of carrying value to redemption value	33,028,710
Class A ordinary shares subject to possible redemption, December 31, 2025	346,990,935
Plus:
Accretion of carrying value to redemption value	3,057,776
Class A ordinary shares subject to possible redemption, March 31, 2026	350,048,711
Plus:
Accretion of carrying value to redemption value	3,096,793
Class A ordinary shares subject to possible redemption, June 30, 2026	$353,145,504

Net Income (Loss) per Capitalize Ordinary Share

Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. For the three and six months ended June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) Class B per ordinary share is the same as basic net income (loss) per Class B ordinary share for the periods presented.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,150,244	$383,414	$3,153,567	$1,051,189

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,470,000	11,490,000	34,470,000	11,490,000
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.09	$0.09
	For the Period from June 26, 2025 (Inception) through June 30,
	2025
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$—	$(18,774)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	10,000,000
Basic and diluted net loss per ordinary share	$—	$(0.00)

Recent Accounting Standards

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

JUNE 30, 2026

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

NOTE 5. SEGMENT INFORMATION

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

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

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$568,601	$991,532
Cash and securities held in Trust Account	$353,145,504	$346,990,935

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 26, 2025 (Inception) through June 30, 2025
General and administrative costs	$1,642,554	$2,134,302	$18,774
Other income	$79,419	$184,489	$—
Interest earned on cash and securities held in Trust Account	$3,096,793	$6,154,569	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews the general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

On July 28, 2025, the Sponsor transferred 30,000 Founder Shares to each of the Company’s then independent directors nominees (for an aggregate of 90,000 Founder Shares), 50,000 Founder Shares to each of the Company’s advisors (for an aggregate of 150,000 Founder Shares) and 100,000 Founder Shares to the Company’s Chief Financial Officer at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share. On March 13, 2026, the Sponsor transferred 30,000 Founder Shares to an independent director at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share. The transfer of the Founder Shares to the holders is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 340,000 Founder Shares assigned to the holders on July 28, 2025, was $1,145,800 or $3.37 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

On October 27, 2025, the Company effected a share capitalization of 1,916,667 Founder Shares, resulting in the initial shareholders holding an aggregate of 11,500,000 Founder Shares, including an aggregate of up to 1,500,000 Founder Shares subject to forfeiture if the over-allotment option is exercised in full or in part by the underwriters. All share and per-share amounts have been retroactively restated.

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

JUNE 30, 2026

(UNAUDITED)

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

On April 17, 2026, the Sponsor agreed to transfer 50,000 Founder Shares to the Company’s Chief Financial Officer at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share. The transfer of the Class B ordinary shares to the Chief Financial Officer is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Promissory Note — Related Party

On June 30, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering of its securities. As of October 29, 2025, the Initial Public Offering closing date, the Company had total borrowings of $224,211 under the Promissory Note, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the Promissory Note are no longer available. As of June 30, 2026 and December 31, 2025, there are no amounts due under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026 and December 31, 2025.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Administrative Services and Indemnification Agreement

The Company entered into an agreement with the Sponsor, commencing on October 27, 2025, the date that the Company’s securities were first listed with The Nasdaq Stock Market LLC, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination. The Company agreed to indemnify and hold harmless the Sponsor and its directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Initial Public Offering of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand. During the three and six months ended June 30, 2026, the Company incurred and paid $60,000 and $120,000 in fees for these services. As of June 30, 2026 and December 31, 2025, no amount has been accrued for these services in the Company’s condensed balance sheets.

CFO Services Arrangement

In November 2025, the Company entered into an arrangement with its Chief Financial Officer. The Company agreed to pay its Chief Financial Officer $10,000 per month for his services. For the three months and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000 to its Chief Financial Officer for these services, respectively. As of June 30, 2026 and December 31, 2025, no amount has been accrued for these services in the Company’s condensed balance sheets.

Transfer Agency and Trustee Services Agreement

The Transfer Agency and Trustee Services Agreement with Efficiency, dated as of August 21, 2025, or the TATSA, states that Efficiency may receive a fee from the designated asset manager that manages the Trust Account. The TATSA further provides that Efficiency would share some or all of such fee with the Sponsor. In December 2025, the Sponsor informed the Audit Committee of the Company’s board of directors that, under a separate agreement it had with Efficiency, Efficiency would make a monthly payment to the Sponsor out of such fee in an amount equal to 9 basis points of the amount held in the Trust Account from time to time, or approximately $25,000 to $27,000 per month. On March 5, 2026, following discussions with the Audit Committee, the Sponsor entered into a letter agreement with the Company pursuant to which the Sponsor transferred the $81,036 it had already received from Efficiency into the Company’s operating account and instructed Efficiency to pay all future amounts, an additional $24,034 as of March 31, 2026, directly into the Company’s operating account. The letter agreement, which is filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, provides that these funds will only be used for the same purposes, and only be expended subject to the same internal controls and procedures, as the $1,300,000 of IPO proceeds initially transferred into the Company’s operating account. The payments received from Efficiency do not reduce the principal or interest held in the Trust Account. For the three and six months ended June 30, 2026, the Company has received a total of $79,419 and $184,489, respectively, and it is recorded as other income in the Company’s unaudited condensed financial statements.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of 0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 34,470,000 Class A ordinary shares subject to possible redemption.

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 17,235,000 Public Warrants issued and outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

As of June 30, 2026 and December 31, 2025, there were 8,894,000 Private Placement Warrants issued or outstanding. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the Units in the Initial Public Offering.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026
Assets:
Cash and securities held in Trust Account	1	$353,145,504

Description	Level	December 31, 2025
Assets:
Cash and securities held in Trust Account	1	$346,990,935

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Proposed Business Combination

On July 21, 2026, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Stepping Stone Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), and TECfusions, Inc., a Florida corporation (“TECfusions”).

Concurrently with the execution of the Business Combination Agreement, the Company and an institutional accredited investor (the “PIPE Investor”) entered into the PIPE subscription agreement (the “PIPE Subscription Agreement”), pursuant to which the Company has agreed to issue, and the PIPE Investor has agreed to subscribe for, 3.5 million Class A ordinary shares to be issued by the Company at a price per share of $10.00, for an aggregate purchase price of $35 million (the “PIPE Investment”). The closing of the PIPE Investment is conditioned upon the substantially concurrent consummation of the transactions contemplated by the Business Combination Agreement.

Refer to the Form 8-K, as filed with the SEC on July 22, 2026, for additional information.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) and elsewhere in the Company’s filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Business Combination Agreement

On July 21, 2026, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Stepping Stone Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), and TECfusions, Inc., a Florida corporation (“TECfusions”). The Business Combination Agreement contemplates a $4.0 billion equity valuation of TECfusions and an all-stock combination transaction (the “Proposed Business Combination”). TECfusions is an AI infrastructure company focused on designing, building, and leasing next-generation data centers.

Pursuant to the Business Combination Agreement, the parties thereto will enter into a business combination transaction by which, among other things, (i) the Company will transfer by way of continuation and domesticate as a Delaware corporation and (ii) Merger Sub will merge with and into TECfusions (the “Merger”), with TECfusions being the surviving entity of the Merger and becoming a direct, wholly-owned subsidiary of the Company. Upon closing of the Merger (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), TECfusions will become a direct, wholly-owned subsidiary of the Company and the combined company will be a publicly traded company operating under the TECfusions brand. The combined company’s common stock is expected to trade on Nasdaq under the ticker symbol “TECF.” The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Transactions.”

Pursuant to the terms of the Business Combination Agreement, the aggregate consideration (“Aggregate Consideration”) to be paid to the existing stockholders of TECfusions (the “TECfusions Stockholders”) at the Closing is 400.0 million newly issued shares of Common Stock, equal to the $4.0 billion base purchase price divided by $10.00 per share.

The obligations of the parties to consummate the Merger and the other transactions contemplated by the Business Combination Agreement (collectively, the “Transactions”) are subject to the satisfaction or waiver (where permissible) of customary closing conditions set forth in the Business Combination Agreement, including: (i) approval of the Transactions by the shareholders of the Company and the TECfusions Stockholders; (ii) any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, will have expired or been terminated; (iii) the Proxy Statement/Registration Statement having become effective under the Securities Act of 1933, as amended (the “Securities Act”); (iv) the Company’s shares of common stock (following the Domestication) to be issued in connection with the Transactions will be conditionally approved for listing upon the closing of the Proposed Business Combination on Nasdaq subject to any requirement to have a sufficient number of round lot holders of common stock; (v) no governmental authority of competent jurisdiction will have enacted, issued, promulgated, enforced or entered any law or governmental order that is then in effect that makes the Merger illegal or otherwise prevents or prohibits the closing of the Proposed Business Combination; (vi) no Purchaser Material Adverse Effect or Company Material Adverse Effect (each as defined in the Business Combination Agreement) will have occurred since the date of the Business Combination Agreement that is continuing and uncured; (vii) the Domestication will have been completed; and (viii) unless waived by TECfusions, there will be at least $45.0 million in Available Closing Cash (as defined in the Business Combination Agreement) as of the Closing.

Unless specifically stated, this Quarterly Report does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions will be included in a registration statement on Form S-4 to be filed by the Company.

PIPE Subscription Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and an institutional accredited investor (the “PIPE Investor”) entered into the PIPE subscription agreement (the “PIPE Subscription Agreement”), pursuant to which the Company has agreed to issue, and the PIPE Investor has agreed to subscribe for, 3.5 million Class A Ordinary Shares (the “PIPE Shares”) to be issued by the Company at a price per share of $10.00, for an aggregate purchase price of $35 million (the “PIPE Investment”). The closing of the PIPE Investment is conditioned upon the substantially concurrent consummation of the Transactions.

For more information about the Proposed Business Combination, the Business Combination Agreement and the PIPE Subscription Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2026.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 26, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for and efforts toward completing a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,533,658, which consisted of interest earned on cash and securities held in Trust Account of $3,096,793 and other income of $79,419, partially offset by general and administrative costs of $1,642,554.

For the six months ended June 30, 2026, we had a net income of $4,204,756, which consisted of interest earned on cash and securities held in Trust Account of $6,154,569 and other income of $184,489, partially offset by general and administrative costs of $2,134,302.

For the period from June 26, 2025 (inception) through June 30, 2025, we had a net loss of $18,774, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

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

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $344,700,000 was placed in the Trust Account. We incurred $21,378,461 in IPO related costs, consisting of $6,894,000 of cash underwriting fees, $13,788,000 of deferred underwriting fees, and $696,461 of other costs.

For the six months ended June 30, 2026, net cash used in operating activities was $422,931. Net income of $4,204,756 was offset by interest earned on cash and securities held in Trust Account of $6,154,569 and changes in operating assets and liabilities, which provided $1,526,882 of cash from operating activities.

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

As of June 30, 2026, we had $568,601 cash and a working capital deficit of $919,741. We use and intend to continue to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, we may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. Besides the determination of fair value of public warrants during the initial public offering, management did not have any other critical accounting estimates as of June 30, 2026.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the SEC. In addition to the risk factors set forth in the Annual Report, we face certain material risks and uncertainties related to the Transactions. If we succeed in effecting the Transactions, we will face additional and different risks and uncertainties related to the business of TECfusions. Such material risks are to be set forth in a Registration Statement on Form S-4, including a proxy statement/prospectus included therein, to be filed by us with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 29, 2025, we consummated the Initial Public Offering of 34,470,000 Units, which included the partial exercise by the underwriters of their over-allotment option in the amount of 4,470,000 Units, at $10.00 per Unit, generating gross proceeds of $344,700,000. Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”) acted as lead book-running manager of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-289485). The SEC declared the registration statement effective on October 27, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 8,894,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cohen, as representative of the underwriters, generating gross proceeds of $8,894,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1†§	Business Combination Agreement, dated as of July 21, 2026, by and among Apex Treasury Corporation, Stepping Stone Merger Sub, Inc., and TECfusions, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Company’s Form 8-K filed by the Company on July 22, 2026 (File No. 001-42916))
10.1†§	PIPE Subscription Agreement, dated July 21, 2026, by and between Apex Treasury Corporation and Eleven Ventures LLC (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed by the Company on July 22, 2026 (File No. 001-42916))
10.2§	Stockholder Support Agreement, dated as of July 21, 2026, by and among Apex Treasury Corporation, TECfusions, Inc. and the stockholder of TECfusions, Inc. party thereto (incorporated herein by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed by the Company on July 22, 2026 (File No. 001-42916))
10.3†§	Sponsor Support Agreement, dated as of July 21, 2026, by and among TECfusions, Inc., Apex Treasury Corporation, Apex Treasury Sponsor LLC and the other shareholders of Apex Treasury Corporation party thereto (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed by the Company on July 22, 2026 (File No. 001-42916))
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Schedules and/or exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Apex Treasury Corporation agrees to furnish supplementally a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

§	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Item 601(a)(6) of Regulation S-K.

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX TREASURY CORPORATION

Date: August 11, 2026	By:	/s/ Ajmal Rahman
	Name:	Ajmal Rahman
	Title:	Co-Chief Executive Officer and Chairman
(Co-Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Hugh Cochrane
	Name:	Hugh Cochrane
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Paul Sykes
	Name:	Paul Sykes
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)