Form 10-Q
period 2026-09-30
Apex Treasury Corp
filed 2026-11-10
CIK 2079253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42916

APEX TREASURY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 643015

Vero Beach, Florida 32963

(855) 279-8244

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

As of November 9, 2026, there were 34,470,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 11,490,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

APEX TREASURY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from June 26, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from June 26, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from June 26, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Signatures	30

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

APEX TREASURY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2026 (Unaudited)	December 31, 2025
Assets:
Current Assets
Cash	$356,941	$991,532
Prepaid expenses	36,575	—
Prepaid insurance	81,360	81,360
Total Current Assets	474,876	1,072,892
Long-term prepaid insurance	6,780	67,800
Cash and securities held in Trust Account	356,365,464	346,990,935
Total Assets	$356,847,120	$348,131,627

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,769,997	$8,500
Accrued offering costs	75,000	75,000
Total Current Liabilities	2,844,997	83,500
Deferred underwriting fee payable	13,788,000	13,788,000
Total Liabilities	16,632,997	13,871,500

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,470,000 shares at redemption value of $10.34 and $10.07 per share as of September 30, 2026 and December 31, 2025, respectively	356,365,464	346,990,935

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 34,470,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,490,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	1,149	1,149
Additional paid-in capital	—	—
Accumulated deficit	(16,152,490)	(12,731,957)
Total Shareholders’ Deficit	(16,151,341)	(12,730,808)
Total Liabilities and Shareholders’ Deficit	$356,847,120	$348,131,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APEX TREASURY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from June 26, 2025 (Inception) through September 30, 2025
General and administrative costs	$1,550,844	$49,424	$3,685,146	$68,198
Loss from operations	(1,550,844)	(49,424)	(3,685,146)	(68,198)

Other Income
Other income	80,124	—	264,613	—
Interest earned on cash and securities held in Trust Account	3,219,960	—	9,374,529	—
Total other income	3,300,084	—	9,639,142	—

Net Income (Loss)	$1,749,240	$(49,424)	$5,953,996	$(68,198)

Basic and diluted weighted average shares outstanding of Class A Ordinary Shares	34,470,000	—	34,470,000	—
Basic and diluted net income per ordinary share, Class A Ordinary Shares	$0.04	$—	$0.13	$—
Basic and diluted weighted average shares outstanding of Class B Ordinary Shares	11,490,000	10,000,000	11,490,000	10,000,000
Basic and diluted net income (loss) per ordinary share, Class B Ordinary Shares	$0.04	$(0.00)	$0.13	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APEX TREASURY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	11,490,000	$1,149	$—	$(12,731,957)	$(12,730,808)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,057,776)	(3,057,776)

Net income	—	—	—	—	—	2,671,098	2,671,098

Balance – March 31, 2026 (Unaudited)	—	$—	11,490,000	$1,149	$—	$(13,118,635)	$(13,117,486)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,096,793)	(3,096,793)

Net income	—	—	—	—	—	1,533,658	1,533,658

Balance – June 30, 2026 (Unaudited)	—	$—	11,490,000	$1,149	$—	$(14,681,770)	$(14,680,621)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,219,960)	(3,219,960)

Net income	—	—	—	—	—	1,749,240	1,749,240

Balance – September 30, 2026 (Unaudited)	—	$—	11,490,000	$1,149	$—	$(16,152,490)	$(16,151,341)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JUNE 26, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – June 26, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	11,500,000	1,150	23,850	—	25,000

Net loss	—	—	—	—	—	(18,774)	(18,774)

Balance – June 30, 2025 (Unaudited)	—	$—	11,500,000	$1,150	$23,850	$(18,774)	$6,226

Net loss	—	—	—	—	—	(49,424)	(49,424)

Balance – September 30, 2025 (Unaudited)	—	$—	11,500,000	$1,150	$23,850	$(68,198)	$(43,198)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APEX TREASURY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from June 26, 2025 (Inception) through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$5,953,996	$(68,198)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through promissory note	—	42,344
Interest earned on cash and securities held in Trust Account	(9,374,529)	—
Changes in operating assets and liabilities:
Prepaid expenses	(36,575)	—
Prepaid insurance	61,020	—
Accounts payable and accrued expenses	2,761,497	25,854
Net cash used in operating activities	(634,591)	—

Net Change in Cash	(634,591)	—
Cash – Beginning of period	991,532	—
Cash – End of period	$356,941	$—

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$57,578
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$143,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 26, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and, after the Company’s IPO, identifying a target company for and efforts toward completing a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and other income under the Transfer Agency and Trustee Services Agreement, or TATSA, between the Company and Efficiency, Inc. (“Efficiency”) (see Note 6). The Company has selected December 31 as its fiscal year end.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor, officers, directors, and advisors have agreed to waive their redemption rights with respect to any Founder Shares (as defined in Note 6) held and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of a Business Combination, except that Public Shares held by the initial shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per-share redemption value then held in the Trust Account in connection therewith.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination. If the Company anticipates that it may not be able to consummate a Business Combination within the Completion Window, the Company may, but is not obligated to, seek shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the extension, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

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

Stepping Stone Merger Sub, Inc. was incorporated in the State of Delaware on July 2, 2026 as a direct wholly-owned subsidiary of the Company, formed solely for the purpose of effecting the Merger. The Company holds 100 shares of Merger Sub common stock, which were issued for $1.00. Merger Sub has not commenced any operations and had no assets, liabilities or activity from its incorporation through September 30, 2026.

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

Refer to the Form 8-K, as filed with the SEC on July 22, 2026, for additional information about the Business Combination Agreement and the PIPE Subscription Agreement.

Liquidity, Capital Resources and Going Concern

At September 30, 2026, the Company had $356,941 cash and a working capital deficit of $2,370,121.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition, as well as the mandatory liquidation and subsequent dissolution that would occur if the Company is unable to complete a Business Combination by October 29, 2027 (the end of the Completion Window, unless extended), raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities for the outcome that might result from this uncertainty. The Company intends to complete the initial Business Combination before the end of the Completion Window. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Completion Window.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from June 26, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stepping Stone Merger Sub, Inc. All intercompany transactions and balances, if any, have been eliminated in consolidation.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Iran, Ukraine, Russia and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $356,941 and $991,532 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Securities Held in the Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s marketable securities held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on cash and securities held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account of $356,365,464 and $346,990,935, respectively, were held in money market funds.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, pro rata, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment. Transaction costs amounted to $21,378,461, consisting of $6,894,000 of cash underwriting fee, $13,788,000 of deferred underwriting fee, and $696,461 of other offering costs.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.

Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2026 and December 31, 2025, there were 17,235,000 Public Warrants and 8,894,000 Private Placement Warrants outstanding.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheets date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are accounted for as a liability pursuant to FASB ASC 480 if not fully exercised at the time of the Initial Public Offering. On October 28, 2025, the underwriters partially exercised their over-allotment option in the amount of 4,470,000 Units as part of the closing of the Initial Public Offering and forfeited the remaining 30,000 Units on October 29, 2025. As such, as of September 30, 2026 and December 31, 2025, no over-allotment option liability is recognized in the Company’s condensed consolidated balance sheets.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$344,700,000
Less:
Proceeds allocated to Public Warrants	(9,996,300)
Public Shares issuance costs	(20,741,475)
Plus:
Accretion of carrying value to redemption value	33,028,710
Class A ordinary shares subject to possible redemption, December 31, 2025	346,990,935
Plus:
Accretion of carrying value to redemption value	3,057,776
Class A ordinary shares subject to possible redemption, March 31, 2026	350,048,711
Plus:
Accretion of carrying value to redemption value	3,096,793
Class A ordinary shares subject to possible redemption, June 30, 2026	353,145,504
Plus:
Accretion of carrying value to redemption value	3,219,960
Class A ordinary shares subject to possible redemption, September 30, 2026	$356,365,464

Net Income (Loss) per Ordinary Share

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement, which are exercisable to purchase an aggregate of 26,129,000 Class A ordinary shares (17,235,000 Public Warrants and 8,894,000 Private Placement Warrants), because their inclusion would be anti-dilutive. Accordingly, these warrants were excluded from the computation of diluted net income per ordinary share for the three and nine months ended September 30, 2026. No warrants were outstanding during the three months ended September 30, 2025 or the period from June 26, 2025 (inception) through September 30, 2025. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for both Class A and Class B ordinary shares for the periods presented.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,311,930	$437,310	$4,465,497	$1,488,499

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,470,000	11,490,000	34,470,000	11,490,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.13	$0.13

	For the Three Months Ended September 30, 2025		For the Period from June 26, 2025 (Inception) through September 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$—	$(49,424)	$—	$(68,198)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	10,000,000	—	10,000,000
Basic and diluted net loss per ordinary share	$—	$(0.00)	$—	$(0.01)

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses included in the expense captions presented on the face of the statement of operations. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which makes targeted improvements to the interim reporting guidance in Topic 270 to clarify its application and improve consistency in practice, including the form and content of interim financial statements and interim disclosure requirements. For public business entities, ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its unaudited condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company’s CODM has been identified as the Company’s Co-Chief Executive Officers, consisting of the Co-Chief Executive Officer and Chairman and the Co-Chief Executive Officer, who jointly review the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics below.

	September 30, 2026	December 31, 2025
Cash	$356,941	$991,532
Cash and securities held in Trust Account	$356,365,464	$346,990,935

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from June 26, 2025 (Inception) through September 30, 2025
General and administrative costs	$1,550,844	$49,424	$3,685,146	$68,198
Other income	$80,124	$—	$264,613	$—
Interest earned on cash and securities held in Trust Account	$3,219,960	$—	$9,374,529	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews the general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On June 30, 2025, the Sponsor was issued 9,583,333 Class B ordinary shares (the “Founder Shares”) (prior to giving effect to the share capitalization described below) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares include an aggregate of up to 1,250,000 Class B ordinary shares (prior to giving effect to the share capitalization) subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering).

On July 28, 2025, prior to the share capitalization described below, the Sponsor transferred 30,000 Founder Shares to each of the Company’s then independent director nominees (for an aggregate of 90,000 Founder Shares), 50,000 Founder Shares to each of the Company’s advisors (for an aggregate of 150,000 Founder Shares) and 100,000 Founder Shares to the Company’s Chief Financial Officer at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.003 per share, as adjusted for the share capitalization. On March 13, 2026, the Sponsor transferred 30,000 Founder Shares to an independent director at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.002 per share. The transfer of the Founder Shares to the holders is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 340,000 Founder Shares assigned to the holders on July 28, 2025, was $1,145,800 or $3.37 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

On October 27, 2025, the Company effected a share capitalization of 1,916,667 Founder Shares, resulting in the initial shareholders holding an aggregate of 11,500,000 Founder Shares, including an aggregate of up to 1,500,000 Founder Shares subject to forfeiture if the over-allotment option is exercised in full or in part by the underwriters. All share and per-share amounts in the accompanying unaudited condensed consolidated financial statements and notes have been retroactively restated to reflect the share capitalization, except for the June 30, 2025 issuance of Founder Shares, the related forfeiture provision and the July 28, 2025 transfers of Founder Shares described above, which are presented as of the dates of those transactions on a pre-capitalization basis.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On April 17, 2026, the Sponsor agreed to transfer 50,000 Founder Shares to the Company’s Chief Financial Officer at the same per-share price that the Sponsor purchased such Founder Shares, or approximately $0.002 per share, as adjusted for the share capitalization. The transfer of the Class B ordinary shares to the Chief Financial Officer is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Promissory Note — Related Party

On June 30, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering of its securities. As of October 29, 2025, the Initial Public Offering closing date, the Companyrepaid in full the total borrowings of $224,211 under the Promissory Note at the closing of the Initial Public Offering and the borrowings under the Promissory Note are no longer available. As of September 30, 2026 and December 31, 2025, there are no amounts due under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026 and December 31, 2025.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Administrative Services and Indemnification Agreement

The Company entered into an agreement with the Sponsor, commencing on October 27, 2025, the date that the Company’s securities were first listed with The Nasdaq Stock Market LLC, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $20,000 per month for these services during the 24-month period to complete a Business Combination. The Company agreed to indemnify and hold harmless the Sponsor and its directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Initial Public Offering of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), or (ii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand. During the three and nine months ended September 30, 2026, the Company incurred and paid $60,000 and $180,000, respectively, in fees for these services. As of September 30, 2026 and December 31, 2025, no amount has been accrued for these services in the Company’s condensed consolidated balance sheets.

CFO Services Arrangement

In November 2025, the Company entered into an arrangement with its Chief Financial Officer. The Company agreed to pay its Chief Financial Officer $10,000 per month for his services. For the three months and nine months ended September 30, 2026, the Company incurred and paid $30,000 and $90,000 to its Chief Financial Officer for these services, respectively. As of September 30, 2026 and December 31, 2025, no amount has been accrued for these services in the Company’s condensed consolidated balance sheets.

Transfer Agency and Trustee Services Agreement

The Transfer Agency and Trustee Services Agreement with Efficiency, dated as of August 21, 2025, or the TATSA, states that Efficiency may receive a fee from the designated asset manager that manages the Trust Account. The TATSA further provides that Efficiency would share some or all of such fee with the Sponsor. In December 2025, the Sponsor informed the Audit Committee of the Company’s board of directors that, under a separate agreement it had with Efficiency, Efficiency would make a monthly payment to the Sponsor out of such fee in an amount equal to 9 basis points of the amount held in the Trust Account from time to time, or approximately $25,000 to $27,000 per month. On March 5, 2026, following discussions with the Audit Committee, the Sponsor entered into a letter agreement with the Company pursuant to which the Sponsor transferred the $81,036 it had already received from Efficiency into the Company’s operating account and instructed Efficiency to pay all future amounts, an additional $183,577 as of September 30, 2026, directly into the Company’s operating account. The letter agreement, which is filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, provides that these funds will only be used for the same purposes, and only be expended subject to the same internal controls and procedures, as the $1,300,000 of IPO proceeds initially transferred into the Company’s operating account. The payments received from Efficiency do not reduce the principal or interest held in the Trust Account. For the three and nine months ended September 30, 2026, the Company has received a total of $80,124 and $264,613, respectively, and it is recorded as other income in the Company’s unaudited condensed consolidated financial statements.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on October 27, 2025, the effective date of the Initial Public Offering. Pursuant to the registration rights agreement, after giving effect to the partial exercise by the underwriters of their over-allotment option, and if $1,500,000 of working capital loans are converted into Private Placement Warrants, the Company will be obligated to register up to 21,884,000 Class A ordinary shares and 10,394,000 warrants. The number of Class A ordinary shares includes (i) 11,490,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 8,894,000 Class A ordinary shares underlying the Private Placement Warrants and (iii) 1,500,000 Class A ordinary shares underlying the Private Placement Warrants that may be issued upon conversion of working capital loans. The number of warrants includes up to 8,894,000 Private Placement Warrants and 1,500,000 Private Placement Warrants that may be issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 34,470,000 Class A ordinary shares subject to possible redemption.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 11,490,000 Class B ordinary shares issued and outstanding. On October 28, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 1,490,000 Founder Shares are no longer subject to forfeiture and 10,000 Founder Shares were forfeited by the Sponsor, resulting in the initial shareholders holding an aggregate of 11,490,000 Founder Shares. The initial shareholders collectively own 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 17,235,000 Public Warrants issued and outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for its IPO or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

As of September 30, 2026 and December 31, 2025, there were 8,894,000 Private Placement Warrants issued and outstanding. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the Units in the Initial Public Offering.

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

APEX TREASURY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026
Assets:
Cash and securities held in Trust Account	1	$356,365,464

Description	Level	December 31, 2025
Assets:
Cash and securities held in Trust Account	1	$346,990,935

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Apex Treasury Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Apex Treasury Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the Cayman Islands on June 26, 2025. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

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

Pursuant to the terms of the Business Combination Agreement, the aggregate consideration (“Aggregate Consideration”) to be paid to the existing stockholders of TECfusions (the “TECfusions Stockholders”) at the Closing is 400 million newly issued shares of Common Stock, equal to the $4.0 billion base purchase price divided by $10.00 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 26, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for and efforts toward completing a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest earned on cash and securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,749,240, which consisted of interest earned on cash and securities held in Trust Account of $3,219,960 and other income of $80,124, partially offset by general and administrative costs of $1,550,844.

For the three months ended September 30, 2025, we had a net loss of $49,424, which consisted of general and administrative costs.

For the nine months ended September 30, 2026, we had a net income of $5,953,996, which consisted of interest earned on cash and securities held in Trust Account of $9,374,529 and other income of $264,613, partially offset by general and administrative costs of $3,685,146.

For the period from June 26, 2025 (inception) through September 30, 2025, we had a net loss of $68,198, which consisted of general and administrative costs.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $634,591. Net income of $5,953,996 was offset by interest earned on cash and securities held in Trust Account of $9,374,529 and changes in operating assets and liabilities, which provided $2,785,942 of cash from operating activities.

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

As of September 30, 2026, we had $356,941 cash and a working capital deficit of $2,370,121. We use and intend to continue to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2026, we may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These liquidity conditions, as well as the mandatory liquidation and subsequent dissolution that would occur if we are unable to complete a Business Combination by October 29, 2027 (the end of the Completion Window, unless extended), raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor up to $20,000 per month for office space and administrative support services during the Completion Window and an agreement to pay our Chief Financial Officer $10,000 per month for his services.

Administrative Services and Indemnification Agreement

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

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit sold in the IPO, or $6,894,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit, or $13,788,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, but such $0.40 per Unit shall be due to the underwriters solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions, including in connection with the consummation of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, management did not have any critical accounting estimates to be disclosed.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2026 and December 31, 2025, the Public Shares are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed consolidated balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $344,700,000 was placed in the Trust Account.

We incurred a total of $21,378,461, consisting of $6,894,000 of cash underwriting fee, $13,788,000 of deferred underwriting fee, and $696,461 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1†§	Business Combination Agreement, dated as of July 21, 2026, by and among Apex Treasury Corporation, Stepping Stone Merger Sub, Inc., and TECfusions, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Company’s Form 8-K filed by the Company on July 22, 2026 (File No. 001-42916))
3.1	Amended and Restated Memorandum and Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed by the Company on October 31, 2025 (File No. 001-42916))
10.1†§	PIPE Subscription Agreement, dated July 21, 2026, by and between Apex Treasury Corporation and Eleven Ventures LLC (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed by the Company on July 22, 2026 (File No. 001-42916))
10.2§	Stockholder Support Agreement, dated as of July 21, 2026, by and among Apex Treasury Corporation, TECfusions, Inc. and the stockholder of TECfusions, Inc. party thereto (incorporated herein by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed by the Company on July 22, 2026 (File No. 001-42916))
10.3†§	Sponsor Support Agreement, dated as of July 21, 2026, by and among TECfusions, Inc., Apex Treasury Corporation, Apex Treasury Sponsor LLC and the other shareholders of Apex Treasury Corporation party thereto (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed by the Company on July 22, 2026 (File No. 001-42916))
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Schedules and/or exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Apex Treasury Corporation agrees to furnish supplementally a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.
§	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Item 601(a)(6) of Regulation S-K.
*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX TREASURY CORPORATION

Date: November 10, 2026	By:	/s/ Ajmal Rahman
	Name:	Ajmal Rahman
	Title:	Co-Chief Executive Officer and Chairman
(Co-Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Hugh Cochrane
	Name:	Hugh Cochrane
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Paul Sykes
	Name:	Paul Sykes
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)